Form 10-K405
period 2000-12-31
AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2000-D
filed 2001-03-30
CIK 1130009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE YEAR ENDED DECEMBER 31, 2000.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM             TO             .

                            ------------------------

                       AMERICREDIT AUTOMOBILE RECEIVABLES
                              TRUST 2000-D, ISSUER
                     AMERICREDIT FINANCIAL SERVICES, INC.,
                            AS SPONSOR OF THE TRUST
                          AFS FUNDING CORP., AS SELLER

          (Exact name of Registrants as specified in their characters)

                         801 CHERRY STREET, SUITE 3900
                            FORT WORTH, TEXAS 76102
                                 (817) 302-7000

          (Address and Telephone Number of Principal Executive Office)

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act
                                 of 1934:  None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act
                                 of 1934:  None

    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrants. None

    As of March 23, 2001, there were 1,000 shares of AmeriCredit Financial Services, Inc. Common Stock outstanding and 1,000 shares of AFS Funding Corp. Common Stock outstanding.

    The Registrants meet the conditions set forth in General Instruction (I)
(1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted thereunder.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    AFS Funding Corp. is a wholly-owned bankruptcy-remote subsidiary of AmeriCredit Financial Services, Inc. AmeriCredit Automobile Receivables Trust 2000-D (the "Trust") is a bankruptcy-remote Delaware Business Trust. The Trust was formed solely for the purpose of acquiring from AFS Funding Corp. certain motor vehicle retail installment sales contracts (the "Contracts") and interests in the automobiles underlying the contracts and securitizing the contracts through the issuance of debt securities (the "Notes"). As bankruptcy-remote entities, AFS Funding Corp. and the Trust are restricted so that (a) they do not engage in business with, or incur liabilities to, any other entity (other than the Trustee on behalf of the holders of the Notes) which may bring bankruptcy proceedings against AFS Funding Corp. or the Trust and (b) the risk that they will be consolidated into the bankruptcy proceedings of any other entity is diminished. AFS Funding Corp. and the Trust have no other assets other than the Contracts and an interest in the automobiles underlying the Contracts and proceeds thereof.

ITEM 2. PROPERTIES

    None.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The sole holder of AmeriCredit Financial Services, Inc.'s equity shares is AmeriCredit Corp. and the sole holder of AFS Funding Corp.'s equity shares is AmeriCredit Financial Services, Inc. There is currently no market for the equity shares of AmeriCredit Financial Services, Inc. or AFS Funding Corp. nor is it anticipated that such a market will develop.

ITEM 6. SELECTED FINANCIAL DATA

    Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    Not Applicable.

ITEM 9. CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

    Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

    Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AFS Funding Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AFS FUNDING CORP.

                                          By: /s/ PRESTON A. MILLER
                                            ------------------------------------
                                            Name: Preston A. Miller
                                            Title:  Executive Vice President and
                                          Treasurer

Dated: March 26, 2001

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Financial Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICREDIT FINANCIAL SERVICES, INC.

                                          By: /s/ PRESTON A. MILLER
                                            ------------------------------------
                                            Name: Preston A. Miller
                                            Title:  Executive Vice President and
                                          Treasurer

Dated: March 26, 2001

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2000-D has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICREDIT AUTOMOBILE RECEIVABLES
                                          TRUST 2000-D

                                          By: AMERICREDIT FINANCIAL
                                          SERVICES, INC.,
                                             as sponsor and as servicer

                                          By: /s/ PRESTON A. MILLER
                                            ------------------------------------
                                            Name: Preston A. Miller
                                            Title:  Executive Vice President and
                                          Treasurer

Dated: March 26, 2001

                                 EXHIBIT INDEX


99.1   Servicer's Report for monthly period ended December 31,
       2000, incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission (the "SEC") on
       January 12, 2001.

99.2 Servicer's Report for monthly period ended January 31, 2001, incorporated by reference to the Form 8-K filed with the SEC on February 14, 2001.

99.3   Servicer's Report for monthly period ended February 28,
       2001, incorporated by reference to the Form 8-K filed with the SEC on March 14, 2001.