Form 10-K405
period 2001-12-31
AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2000-D
filed 2002-01-23
CIK 1130009

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________  to ______________________.

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

Yes   ☒   No   ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrants.  None

As of January 13, 2002, there were 1,000 shares of AmeriCredit Financial Services, Inc. Common Stock outstanding and 1,000 shares of AFS Funding Corp. Common Stock outstanding.

The Registrants meet the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted thereunder.

PART  I

ITEM 1.          BUSINESS

AFS Funding Corp. is a wholly-owned bankruptcy-remote subsidiary of AmeriCredit Financial Services, Inc.  AmeriCredit Automobile Receivables Trust 2000-D (the “Trust”) is a bankruptcy-remote Delaware Business Trust.  The Trust was formed solely for the purpose of acquiring from AFS Funding Corp. certain motor vehicle retail installment sales contracts (the “Contracts”) and interests in the automobiles underlying the contracts and securitizing the contracts through the issuance of debt securities (the “Notes”).  As bankruptcy-remote entities, AFS Funding Corp. and the Trust are restricted so that (a) they do not engage in business with, or incur liabilities to, any other entity (other than the Trustee on behalf of the holders of the Notes) which may bring bankruptcy proceedings against AFS Funding Corp. or the Trust and (b) the risk that they will be consolidated into the bankruptcy proceedings of any other entity is diminished.  AFS Funding Corp. and the Trust have no other assets other than the Contracts and an interest in the automobiles underlying the Contracts and proceeds thereof.

ITEM 2.          PROPERTIES

None.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART  II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The sole holder of AmeriCredit Financial Services, Inc.’s equity shares is AmeriCredit Corp. and the sole holder of AFS Funding Corp.’s equity shares is AmeriCredit Financial Services, Inc.  There is currently no market for the equity shares of AmeriCredit Financial Services, Inc. or AFS Funding Corp. nor is it anticipated that such a market will develop.

ITEM 6.          SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

AFS FUNDING CORP.

By:	/s/ Preston A. Miller
	Name:	Preston A. Miller
	Title:	Executive Vice President and Treasurer

	Dated:	January 16, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Financial Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT FINANCIAL SERVICES, INC.

By:	/s/ Preston A. Miller
	Name:	Preston A. Miller
	Title:	Executive Vice President and Treasurer

	Dated:	January 16, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2000-D has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2000-D

By:	AMERICREDIT FINANCIAL SERVICES, INC.,
as sponsor and as servicer

By:	/s/ Preston A. Miller
	Name:	Preston A. Miller
	Title:	Executive Vice President and Treasurer

	Dated:	January 16, 2002

EXHIBIT INDEX

99.1	Servicer’s Report for monthly period ended March 31, 2001, incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2001.

99.2	Servicer’s Report for monthly period ended April 30, 2001, incorporated by reference to the Form 8-K filed with the SEC on May 15, 2001.

99.3	Servicer’s Report for monthly period ended May 31, 2001, incorporated by reference to the Form 8-K filed with the SEC on June 12, 2001.

99.4	Servicer’s Report for monthly period ended June 30, 2001, incorporated by reference to the Form 8-K filed with the SEC on July 13, 2001.

99.5	Servicer’s Report for monthly period ended July 31, 2001, incorporated by reference to the Form 8-K filed with the SEC on August 15, 2001.

99.6	Servicer’s Report for monthly period ended August 31, 2001, incorporated by reference to the Form 8-K filed with the SEC on September 14, 2001.

99.7	Servicer’s Report for monthly period ended September 30, 2001, incorporated by reference to the Form 8-K filed with the SEC on October 12, 2001.
99.8	Servicer’s Report for monthly period ended October 31, 2001, incorporated by reference to the Form 8-K filed with the SEC on November 15, 2001.

99.9	Servicer’s Report for monthly period ended November 30, 2001, incorporated by reference to the Form 8-K filed with the SEC on December 11, 2001.

99.10	Servicer’s Report for monthly period ended December 31, 2001, incorporated by reference to the Form 8-K filed with the SEC on January 14, 2001.